Form 10-K
period 2002-12-31
PEOPLES BANK
filed 2003-03-28
CIK 906111

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2002  Commission file numbers:33-99506,
                                               33-99508,33-90012, 333-33269,
                                               333-45785, 333-63989

                                  People's Bank
                                  on behalf of
                     People's Bank Credit Card Master Trust
             (Exact Name of Registrant as Specified in its Charter)

         Connecticut                                   06-1213065
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

           850 Main Street
       Bridgeport, Connecticut                                  06604
(Address of Principal Executive Offices)                      (Zip Code)


       Registrant's telephone number, including area code: (203) 338-7171

           Securities registered pursuant to Section 12(b) of the Act:
                                     None.

           Securities registered pursuant to Section 12(g) of the Act:

  Certificates (the "Certificates") representing undivided interests in certain assets of the People's Bank Credit Card Master Trust. On June 30, 1993,
      February 7, 1994, October 18, 1994, March 6, 1995, November 17, 1995,
             August 8, 1997, February 6, 1998 and September 22, 1999
      Registration Statements on Form S-1, as amended, were filed with the
     Securities and Exchange Commission (the "Commission") registering the Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



   State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within 60 days prior to the date of filing.
                   (See definition of affiliate in Rule 405.)

                                 Not Applicable.

                                     PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

           Omitted.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings involving the People's Bank Credit Card Master Trust (the "Trust"), People's Bank (in its capacity as transferor and servicer of receivables transferred to the Trust) ("People's"), Deutsche Bank Trust Company Americas (in its capacity as Trustee) ( the "Trustee") or People's Structured Finance Corp., a wholly owned special purpose subsidiary of People's ("PSFC"), as holder of the Exchangeable Transferor Certificate representing the undivided interest in the assets of the Trust not represented by Certificates, other than routine litigation incidental to the business of the Trust, People's (in such capacity), the Trustee (in such capacity) or PSFC.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           (a) To People's knowledge, there is no established public trading market for the Certificates. The Certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC"), and PSFC.

Item 6.    Selected Financial Data.

           Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

           Omitted.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances set forth in the Amended and Restated Pooling and Servicing Agreement, dated as of March 18, 1997, between People's and the Trustee, amending and restating in its entirety the Pooling and Servicing Agreement, dated as of June 1, 1993. Accordingly, Cede is the holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is:

           Cede & Co.
           c/o The Depository Trust Company
           Seven Hanover Square
           New York, NY  10004

           PSFC owns the Exchangeable Transferor Certificate, representing the undivided interest in the assets of the Trust not represented by Certificates. The address of PSFC is:

           PSFC
           850 Main Street
           Bridgeport, CT  06604

Item 13.   Certain Relationships and Related Transactions.

           To People's knowledge there have not been, and there are not currently proposed any transaction or series of transactions relating to the Trust, to which either the Trust, People's, as transferor or servicer, PSFC, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Report on Form 8-K.

           (a) Exhibits

               99.1  Management Report on Internal Control Over
                     Financial Reporting for the Credit Card Services Division of People's Bank and Management Report on People's Bank's Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement.

               99.2 Independent Accountants' Report on Management's Assertion Concerning Internal Control Over Financial Reporting for the Credit Card Services Division of People's Bank.

               99.3 Independent Accountants' Report on Management's Assertion Concerning People's Bank's Compliance with Article IV,
                     Section 4.2 of the Pooling and Servicing Agreement.

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 2002.

               99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 21, 2002; March 25, 2002; April 18, 2002; May 20,
                     2002; June 18, 2002; July 19, 2002; August 16, 2002;
                     September 19, 2002; October 21, 2002; November 25, 2002; December 23, 2002; and January 21, 2003).

           (b) Reports on Form 8-K


               1. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of September dated October 21, 2002.

               2. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of October dated November 25, 2002.

               3. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of November dated December 23, 2002.

               4. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of December dated January 21, 2003.

Item 15.
                                Certification


I, Vincent J. Calabrese, certify that:

      1. I have reviewed this annual report on Form 10-K 405, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of People s Bank on behalf of People's Bank Credit Card Master Trust;

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

      3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement for inclusion in those reports is included in these reports;

      4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

Date:  3/20/2003


Signature: /s/Vincent J. Calabrese
              Vincent J. Calabrese
              First Vice President
              Controller




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/John A. Klein
           John A. Klein
         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                              Title

  /s/John A. Klein            President, Chief Executive Officer and Director
  John A. Klein

                              Chief Financial Officer


  /s/Vincent J. Calabrese     First Vice President, Controller and Chief
  Vincent J. Calabrese          Accounting Officer

  /s/Collin P. Baron          Director
  Collin P. Baron

  /s/George P. Carter         Director
  George P. Carter

  /s/Jerry Franklin           Director
  Jerry Franklin

  /s/Eunice S. Groark         Director
  Eunice S. Groark

  /s/Betty Ruth Hollander     Director
  Betty Ruth Hollander

  /s/Richard M. Hoyt          Director
  Richard M. Hoyt

                              Director
  Jeremiah J. Lowney, Jr.

                              Director
  Jack E. McGregor

  /s/James A. Thomas          Director
  James A. Thomas


                                   EXHIBIT INDEX

     No.

     99.1  Management Report on Internal Control Over Financial
           Reporting for the Credit Card Services Division of People's Bank and Management Report on People's Bank's Compliance with Article IV,
           Section 4.2 of the Pooling and Servicing Agreement.

     99.2 Independent Accountants' Report on Management's Assertion Concerning Internal Control Over Financial Reporting for the Credit
           Card Services Division of People's Bank.

     99.3 Independent Accountants' Report on Management's Assertion Concerning People's Bank's Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement.

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 2002.

     99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 21, 2002; March 25, 2002; April 18, 2002; May 20, 2002; June 18, 2002;
           July 19, 2002; August 16, 2002; September 19, 2002; October 21,
           2002; November 25, 2002; December 23, 2002; and January 21, 2003).


                        People's Credit Card Master Trust

              Management Report on Internal Control Over Financial
        Reporting for the Credit Card Services Division of People's Bank
            and Management Report on People's Bank Compliance with
         Article IV, Section 4.2 of the Pooling and Servicing Agreement

                          As of December 31, 2002

              Management Report on Internal Control Over Financial Reporting for the Credit Card Services Division of People's Bank

Management of People's Bank ("People's") is responsible for establishing and maintaining effective internal control over financial reporting for the Credit Card Services division of People's, inclusive of the accounts transferred to and serviced for the People's Bank Credit Card Master Trust, that is sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to the preparation of financial information.
Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Management assessed whether the internal control over financial reporting for People's Credit Card Services division as of December 31, 2002 was sufficient for the prevention and detection of misstatements due to error or fraud in amounts that would be material to People's consolidated financial statements. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, the Credit Card Services division of People's maintained effective internal control over financial reporting that was sufficient for the prevention and detection of misstatements due to error or fraud in amounts that would be material to People's consolidated financial statements.

         Management Report on People's Bank's Compliance with Article IV,
               Section 4.2 of the Pooling and Servicing Agreement

Management of People's Bank ("People's") is responsible for complying with the provisions of Article IV, Section 4.2 of the Amended and Restated
Pooling and Servicing Agreement dated March 18, 1997 (as heretofore amended, supplemented or otherwise modified including the applicable supplements dated July 1, 1996, March 18, 1997, September 1, 1997, April 1, 1998,
September 29, 1999, March 28, 2002 and September 27, 2002) by and between People's as transferor and servicer,and Deutsche Bank Trust Company Americas as trustee (the "Agreement"). Management of People's is also responsible for establishing and maintaining effective internal control over compliance with the aforementioned requirements.

Management has performed an evaluation of People's compliance with the aforementioned requirements of Article IV, Section 4.2 of the Agreement, as of December 31, 2002. Based on this evaluation, management believes that, as of December 31, 2002, People's was in compliance with the aforementioned requirements of Article IV, Section 4.2 of the Agreement.


/s/John A.Klein
Chairman, Chief Executive Officer and President


/s/Thomas E. Hylinski
Senior Vice President, Treasurer and
  acting Chief Financial Officer


March 20, 2003




                        People's Credit Card Master Trust

       Independent Accountants' Report on Management's Assertion Concerning
              Internal Control Over Financial Reporting for the
               Credit Card Services Division of People's Bank


                         Independent Accountants' Report

People's Bank
850 Main Street
Bridgeport, Connecticut 06604

Deutsche Bank Trust Company Americas
280 Park Avenue, 9th Floor
New York, New York 10017


We have examined the assertion made by the management of People's Bank ("People's") that its Credit Card Services division (which includes the accounts transferred to and serviced for the People's Bank Credit Card Master Trust) maintained effective internal control over financial reporting as of December 31, 2002 that was sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements. This assertion is included in the accompanying Management Report on Internal Control Over Financial Reporting for the Credit Card Services Division of People's Bank, dated March 20, 2003, and is based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of People's is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing, evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to errors or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the Credit Card Services division of People's maintained effective internal control over financial reporting as of December 31, 2002 that was sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements is fairly stated, in all material respects, based on criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP


Stamford, Connecticut
March 20, 2003



                        People's Credit Card Master Trust

      Independent Accountants' Report on Management's Assertion Concerning
                  People's Bank's Compliance with Article IV,
               Section 4.2 of the Pooling and Servicing Agreement


                        Independent Accountants' Report

People's Bank
850 Main Street
Bridgeport, Connecticut 06604

Deutsche Bank Trust Company Americas
280 Park Avenue, 9th Floor
New York, New York 10017


We have examined the assertion made by the management of People's Bank ("People's") that, as of December 31, 2002, People's was in compliance with the requirements of Article IV, Section 4.2 of the Amended and Restated Pooling and Servicing Agreement dated March 18, 1997 (as heretofore amended, supplemented or otherwise modified including the applicable supplements dated July 1, 1996, March 18, 1997, September 1, 1997, April 1, 1998, September 29, 1999, March 28, 2002 and September 27, 2002) by and between People's as transferor and servicer, and Deutsche Bank Trust Company Americas as trustee (the "Agreement"). This assertion is included in the accompanying Management Report on People's Bank Compliance with Article IV,
Section 4.2 of the Pooling and Servicing Agreement, dated March 20, 2003. Management of People's is responsible for compliance with the aforementioned requirements. Our responsibility is to express an opinion on management's assertion about People's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about People's compliance with the aforementioned requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on People's compliance with the aforementioned requirements.

In our opinion, management's assertion that, as of December 31, 2002, People's was in compliance with the aforementioned requirements of Article IV, Section
4.2 of the Agreement is fairly stated, in all material respects.

This report is intended solely for the information and use of People's and Deutsche Bank Trust Company Americas. It is not intended to be, and should not be, used by anyone other than these specified parties.

/s/ KPMG LLP


Stamford, Connecticut
March 20, 2003


              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1996-1
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:       $27,116,038.74
Total Class A Distributions Per $1,000 of Original Investment:         $71.55

Total Class B Distributions For The Year Ended 12/31/02:       $21,075,479.41
Total Class B Distributions Per $1,000 of Original Investment:      $1,003.59

Class A Distributions Allocated To Certificate Principal:      $27,071,428.58
Class A Distributions of Principal Per $1,000 of Original Investment:  $71.43

Class B Distributions Allocated to Certificate Principal       $21,000,000.00
Class B Distributions of Principal Per $1,000 of
 Original Investment:                                               $1,000.00

Class A Distributions Allocated To Certificate Interest:           $44,610.16
Class A Distributions of Interest Per $1,000 of Original Investment:    $0.12

Class B Distributions Allocated to Certificate Interest            $75,479.41
Class B Distributions of Interest Per $1,000 of Original Investment:    $3.59

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1997-1
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:      $426,400,059.44
Total Class A Distributions Per $1,000 of Original Investment:      $1,003.29

Total Class B Distributions For The Year Ended 12/31/02:       $33,929,328.07
Total Class B Distributions Per $1,000 of Original Investment:      $1,005.31

Total Collateral Interest Distributions For The Year
 Ended 12/31/02:                                               $22,168,725.51
Total Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                 $537.42

Class A Distributions Allocated To Certificate Principal:     $425,000,000.00
Class A Distributions of Principal Per $1,000 of
 Original Investment:                                               $1,000.00

Class B Distributions Allocated to Certificate Principal       $33,750,000.00
Class B Distributions of Principal Per $1,000 of Original
 Investment:                                                        $1,000.00

Collateral Interest Distributions Allocated to Collateral
 Principal:                                                    $22,142,370.57
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                 $536.78

Class A Distributions Allocated To Certificate Interest:        $1,400.059.44
Class A Distributions of Interest Per $1,000 of Original Investment:    $3.29

Class B Distributions Allocated to Certificate Interest           $179,328.07
Class B Distributions of Interest Per $1,000 of Original Investment:    $5.31

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                         $26,354.94
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                   $0.64


              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1997-2
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:      $430,647,712.78
Total Class A Distributions Per $1,000 of Original Investment:      $1,013.29

Total Class B Distributions For The Year Ended 12/31/02        $34,306,982.39
Total Class B Distributions Per $1,000 of Original Investment:      $1,016.50

Total Collateral Interest Distributions For The Year
 Ended 12/31/02                                                $41,571,401.98
Total Collateral Interest Distributions Per $1,000 of
 Original Investment:                                               $1,007.79

Class A Distributions Allocated To Certificate Principal:     $425,000,000.00
Class A Distributions of Principal Per $1,000 of Original
 Investment:                                                        $1,000.00

Class B Distributions Allocated to Certificate Principal       $33,750,000.00
Class B Distributions of Principal Per $1,000 of Original
 Investment:                                                        $1,000.00

Collateral Interest Distributions Allocated to Collateral
 Principal:                                                    $41,250,000.00
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                               $1,000.00

Class A Distributions Allocated To Certificate Interest:        $5,647,712.78
Class A Distributions of Interest Per $1,000 of Original Investment:   $13.29

Class B Distributions Allocated to Certificate Interest           $556,982.39
Class B Distributions of Interest Per $1,000 of Original Investment:   $16.50

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                        $321,401.98
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                   $7.79

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1998-1
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:        $6,683,488.79
Total Class A Distributions Per $1,000 of Original Investment:         $19.49

Total Class B Distributions For The Year Ended 12/31/02:          $584,455.53
Total Class B Distributions Per $1,000 of Original Investment:         $21.65

Total Collateral Interest Distributions For The Year
 Ended 12/31/02:                                               $18,311,752.19
Total Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                 $610.39

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original Investment:   $0.00

Class B Distributions Allocated to Certificate Principal                $0.00
Class B Distributions of Principal Per $1,000 of Original Investment:   $0.00

Collateral Interest Distributions Allocated to Collateral
 Principal:                                                    $18,000,000.03
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                 $600.00

Class A Distributions Allocated To Certificate Interest:        $6,683,488.79
Class A Distributions of Interest Per $1,000 of Original Investment:   $19.49

Class B Distributions Allocated to Certificate Interest           $584,455.53
Class B Distributions of Interest Per $1,000 of Original Investment:   $21.65

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                        $311,752.16
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                  $10.39

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1999-1
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:      $343,475,548.54
Total Class A Distributions Per $1,000 of Original Investment:      $1,016.20

Total Class B Distributions For The Year Ended 12/31/02:       $29,589,711.21
Total Class B Distributions Per $1,000 of Original Investment:      $1,020.33

Total Collateral Interest Distributions For The Year Ended
 12/31/02:                                                     $27,581,291.59
Total Collateral Interest Distributions Per $1,000 of Original
 Investment:                                                          $835.80

Class A Distributions Allocated To Certificate Principal:     $338,000,000.00
Class A Distributions of Principal Per $1,000 of Original
 Investment:                                                        $1,000.00

Class B Distributions Allocated to Certificate Principal       $29,000,000.00
Class B Distributions of Principal Per $1,000 of Original
 Investment:                                                        $1,000.00

Collateral Interest Distributions Allocated to Collateral
 Principal:                                                    $27,474,114.53
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                 $832.55

Class A Distributions Allocated To Certificate Interest:        $5,475,548.54
Class A Distributions of Interest Per $1,000 of Original Investment:   $16.20

Class B Distributions Allocated to Certificate Interest           $589,711.21
Class B Distributions of Interest Per $1,000 of Original Investment:   $20.33

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                        $107,177.06
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                   $3.25


              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 2002-1
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:        $6,082,956.13
Total Class A Distributions Per $1,000 of Original Investment:         $15.54

Total Class B Distributions For The Year Ended 12/31/02:          $576,726.57
Total Class B Distributions Per $1,000 of Original Investment:         $23.30

Total Class C/D Collateral Interest Distributions For The Year
 Ended 12/31/02:                                                  $431,093.75
Total Class C/D Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                  $12.77

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original
 Investment:                                                            $0.00

Class B Collateral Interest Distributions Allocated to Certificate
 Principal                                                              $0.00
Class B Collateral Interest Distributions of Principal Per $1,000
 of Original Investment:                                                $0.00

Class C/D Collateral Interest Distributions Allocated to
 Collateral Principal:                                                  $0.00
Class C/D Collateral Interest Distributions of Principal Per $1,000
 of Original Investment:                                                $0.00

Class A Distributions Allocated To Certificate Interest:        $6,082,956.13
Class A Distributions of Interest Per $1,000 of Original Investment:   $15.54

Class B Distributions Allocated to Certificate Interest           $576,726.57
Class B Distributions of Interest Per $1,000 of Original Investment:   $23.30

Class C/D Collateral Interest Distributions Allocated to
 Collateral Interest:                                             $431,093.75
Class C/D Collateral Interest Distributions of Interest Per $1,000
 of Original Investment:                                               $12.77

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 2002-2
                            2002 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/02:        $1,450,813.47
Total Class A Distributions Per $1,000 of Original Investment:          $4.17

Total Class B Collateral Interest Distributions For The Year
 Ended 12/31/02:                                                  $149,401.39
Total Class B Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                   $6.79

Total Class C/D Collateral Interest Distributions For The Year
 Ended 12/31/02:                                                  $128,216.67
Total Class C/D Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                   $4.27

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original
 Investment:                                                            $0.00

Class B Collateral Interest Distributions Allocated to Certificate
 Principal                                                              $0.00
Class B Collateral Interest Distributions of Principal Per $1,000
 of Original Investment:                                                $0.00

Class C/D Collateral Interest Distributions Allocated to Collateral
 Principal:                                                             $0.00
Class C/D Collateral Interest Distributions of Principal Per $1,000
 of Original Investment:                                                $0.00

Class A Distributions Allocated To Certificate Interest:        $1,450,813.47
Class A Distributions of Interest Per $1,000 of Original Investment:    $4.17

Class B Collateral Interest Distributions Allocated to Certificate
 Interest                                                         $149,401.39
Class B Collaterial Interest Distributions of Interest Per $1,000
 of Original Investment:                                                $6.79

Class C/D Collateral Interest Distributions Allocated to Collateral
 Interest:                                                        $128,216.67
Class C/D Collateral Interest Distributions of Interest Per $1,000
 of Original Investment:                                                $4.27